Form 10QSB
period 2007-10-31
Easy ESL Publishing, Inc.
filed 2007-12-03
CIK 1407684

Filed by Coastline Corporate Services, Inc. – 727-596-6095

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: October 31, 2007

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________ to __________________

                        Commission File Number  333-146118

EASY ESL PUBLISHING, INC.

(Exact name of small business issuer as specified in its charter)

Delaware

20-8410497

        (State of or other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)

105 – 501 Silverside Road

Wilmington, DE 19809

-------------------

(Address of principal executive offices)

(800) 670-2721

-----------------

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                              Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                    Yes |X] No |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of October 31, 2007, the registrant had 14,000,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one). Yes |_| No |X|

Index

Page Number
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements	3
Balance Sheets as of October 31, 2007 and January 31, 2007 (audited)	4
Interim Statements of Operations for nine months ended October 31, 2007; cumulative from inception (November 9, 2006) to January 31, 2007 and cumulative from inception to October 31, 2007	5
Interim Statement of Stockholders’ Equity (Deficit) from inception (November 9, 2006) to October 31, 2007	6
Interim Statement of Cash Flows for nine months ended October 31, 2007; cumulative from inception (November 9, 2006) to January 31, 2007 and cumulative from inception to October 31, 2007	7
Notes to Interim Financial Statements to October 31, 2007	8
Item 2. Management’s Discussion and Analysis or Plan of Operation	11
Item 3. Controls and Procedures	14
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits	15

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

                                                        OCTOBER 31, 2007

BALANCE SHEETS

INTERIM STATEMENT OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENT OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

BALANCE SHEETS

	October 31, 2007	January 31, 2007 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 2,243	$ -

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities Due to related party Bank Overdraft	5,110 1,078 -	- 1,078 55
	6,188	1,133

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,000,000 shares of common stock	10,000	10,000
Subscription receivable	-	(10,000)
Additional paid-in capital	-	-

Deficit accumulated during the development stage	(13,944)	(1,133)

Total Equity (Deficit)	(3,944)	-

Total Liabilities & Stockholders Equity	$ 2,243	$ -

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS

	Nine months ended October 31, 2007	Cumulative results of operation from November 9, 2006 (date of inception) to January 31, 2007	Cumulative results of operation from November 9, 2006 (date of inception to October 31, 2007

EXPENSES

Office and general	$ (4,311)	$ (1,133)	$ (5,444)
Professional fees	(8,500)	-	(8,500)

NET LOSS	$ (12,811)	$ (1,133)	$ (13,944)

BASIC NET LOSS PER SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,00,000	6,867,470

The accompanying notes are an integral part of these financial statements

 EASY ESL PUBLISHING, INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (NOVEMBER 9, 2006) TO OCTOBER 31, 2007

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, November 9, 2006	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001 per share
- December 4, 2006	10,000,000	10,000	-	-	-	10,000
-Subscription receivable				(10,000)		(10,000)
Common stock issued for cash at $0.02 per share	-	-	-	-	-	-

Net Loss January 31, 2007	-	-			(1,133)	(1,133)
Balance January 31, 2007	10,000,000	10,000	-	(10,000)	(1,133)	(1,133)

Proceeds received	-	-		10,000		10,000

Net loss October 31, 2007	-	-	-	-	(12,811)	(12,811)
Balance, October 31,2007	10,000,000	$ 10,000	$ -	$ -	$ (13,944)	$ (3,944)

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS

	Nine months ended October 31, 2007	Cumulative results of operations from inception (November 9, 2006) to January 31, 2007	Cumulative results of operations from inception (November 9, 2006) to April 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (12,811)	$ (1,133)	$ (13,944)
Adjustment to reconcile net loss to net cash used in operating activities
-accrual of expenses	5,110	-	5,110
-shareholder loan	-	1,078	1,078

NET CASH USED IN OPERATING ACTIVITIES	(7,701)	(55)	(7,756)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	10,000	10,000
Subscription receivable	10,000	(10,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES		-

NET INCREASE IN CASH	2,299	(55)	2,243

CASH, BEGINNING OF PERIOD	(55)	-	-

CASH, END OF PERIOD	$ 2,243	$ (55)	$ 2,243

Supplemental cash flow information and noncash financing activities:

Cash paid for:

Interest	$ -

Income taxes	$ -

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

October 31, 2007

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Easy ESL Publishing, Inc.  (“Company”) is in the initial development stage and has incurred losses since inception totaling $13,944. The Company was incorporated on November 9, 2006 in the State of Delaware. The fiscal year end of the Company is January 31. The Company was organized to enter into the English as a Second Language industry by creating educational workbooks. These workbooks will provide students in China with additional learning resources to enhance their understanding of the English language

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company is funding its initial operations by way of issuing Founders’ shares and entering into a private placement offering for 4,000,000 shares at $0.02 per share.  As of October 31, 2007, the Company had issued 10,000,000 Founders shares at $0.001 per share for net receivable proceeds to the Company of $10,000.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards (“SFAS”) No.109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Related translation adjustments are reported as a separate component of stockholders' equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact of the adoption of this standard on our results of operations and financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” to give guidance on the implementation of SFAS No. 123R. Management will consider SAB No. 107 during the implementation of SFAS No.  123R.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. Management believes this Statement will have no impact on the financial statements of the Company.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.”  Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN No.47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN No.47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN No.47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN No.47 is effective for fiscal years ending after December 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of October 31, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of October 31, 2007, the sole Director had purchased 10,000,000 shares of the common stock in the Company at $0.001 per share with proceeds to the Company totalling $10,000.

Private Placement

On December 4, 2006, the Company authorized a Private Placement Offering of up to 4,000,000 shares of common stock at a price of $0.02 per share. The total amount to be raised in this financing is $80,000.  As of October 31, 2007 the Company had not issued any shares or received any proceeds from the sale of its Private Placement stock.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of October 31, 2007, the Company received advances from a Director in the amount of $1,078 to pay for Incorporation costs. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 – INCOME TAXES

As of October 31, 2007 the Company had net operating loss carry forwards of approximately $13,944 that may be available to reduce future years’ taxable income and will expire commencing in 2017.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 7 – SUBSEQUENT EVENT

The Company filed a Form SB-2 registration statement with the Securities and Exchange Commission which became effective November 2, 2007

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

EASY ESL PUBLISHING, INC. ("Easy ESL Publishing", "the Company", “our” or "we") was incorporated in the State of Delaware as a for-profit company on November 9, 2006.  Easy ESL Publishing is a development-stage company organized to enter into the English as a Second Language (ESL) publishing industry.  The Company plans to create ESL educational workbooks, for students in China which will act as an alternative to traditional textbooks.  The books will enhance learning and development by offering additional learning resources that will improve their understanding of the English language.

ESL courses have been so varied in China that there are either no rules or set guidelines for teachers and their choice of teaching material, or there are strict rules that provide instructors with a detailed curriculum and chosen textbooks.   Both approaches could work in our favour since they each provide a unique opportunity to allow students to learn through practical example as opposed to strictly reading a textbook.   The fact that there is no regularity in regards to course material from class to class also means there is an opportunity to appeal to students on various levels from teacher to students.

Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to sell additional capital through private equity placements, debt securities or seek alternative sources of financing. If we are unable to obtain this additional financing, we may be required to reduce the scope of our business plan, which could harm our business, financial condition and operating results. In addition, we may also require additional funds to accomplish a more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, services or products.  Additional funding to meet our requirements may not be available on favourable terms, if at all.

Our President is currently attempting to raise capital through the sale of common securities registered in our Form SB-2 that became effective on November 2, 2007 at 3:00PM Eastern Daylight Time.

Easy ESL Publishing, Inc. did not generate any revenue during the quarter ended October 31, 2007. Over the next 12 months we must raise capital to start our business operations.

In the first stage of development, we will identify education magazines and other resources that teachers use as daily reference.    Our approach will be to place ads in these magazines so as to target teachers who may eventually become the authors of our workbooks. The advertising program is estimated to cost $2,000. We will focus the advertising on recruiting writers by inviting interested authors to write workbooks and provide samples of their work. Our objective will be to recruit authors that have been employed as teachers, particularly those that have had some experience in the field of ESL.

We plan to initiate our recruitment program by finding teachers close to home who are familiar with the ESL industry and its trends.  We will be set up a website to begin to facilitate communication between the teachers and Easy ESL Publishing, Inc.  The website design and implementation activity will be contracted to an outside source, costing $4,000.

In the second stage of our development program we will begin to prepare the legal contracts for execution between the teachers (authors) and the company at as estimated cost of $7,650.    Lawyers will be hired to work out the contractual details, primarily to stablish how the teachers will be compensated for their services. The contract will also outline the severity of copyright violations and make authors aware of the repercussions if their work is compromised. To avoid any breaches of copywrite laws, Easy ESL Publishing will insist that all work by workbook authors be original and not copied or borrowed from any other materials currently or previously available on the market.  Because breach of copyright law can bring significant penalties, the Company will ensure that this subject is well defined in the contract entered into with the authors.

Once an agreement is signed, the first step will be for the authors to create several sample workbooks that we will use as marketing and advertising tools.  These samples will assist the Company in future development of our marketing campaign. The estimated cost for the initial payment to the sample workbook authors is estimated at $7,000 and printing of the sample books will cost $3,000.

The third stage is to find and partner with a printing company in Asia to print more of the accepted workbooks.   The lawyer’s services will be required yet again to ensure that the agreement between Easy ESL Publishing is both fair and meets the needs and expectations of the Company.  Our President, Cameron Wong, expects to travel to Asia once printing has begun to ensure that his standard of quality is met.  The printing costs are expected to be $12,000 and the lawyer services will be $2,000.

Once printing is underway, and the important legal obligations have been met, Easy ESL Publishing will put extra focus into marketing and advertising at an, estimated cost of $15,000.  It is important to showcase the workbooks to teachers and educators and to be present at all major

trade shows in North America that promote solutions for better learning and educational training for students.   Our President will also need to work in China to obtain feedback from current ESL students by demonstrating his workbook in a practical setting.  He will attend several ESL classes and ask the students to use the books as part of their studies.  They will need to find the product informative, interesting and relevant in order for the Company to proceed with further printing.  We are aware that this will result in additional travel expenses to China, but feel feedback from these students, as well as educators, who attended the various trade shows will be useful in creating the final copies of the workbook for market. The cost of these travels is expected to be approximately $10,000.

Finally, once the product is in its final stages of development, the website will be further enhanced as a marketing tool and will provide additional advertising opportunities.   The website address will also be printed in all workbooks, so it can be used as an outlet for feedback from teachers and students who are using the product as part of their course curriculum.  This information will be collected and used in the further development of any additional books that to be written and published. Website enhancements are estimated to cost $6,000.

If we are unable to complete any phase of our books development or marketing efforts because we don’t have enough money, we will cease our development and or marketing operations until we raise sufficient funding.  Attempting to raise capital after failing in any phase of development plan would be difficult.  As such, if we cannot secure additional proceeds we will have to cease operations.

Management does not plan to hire employees at this time. Our sole officer and director will be responsible for the initial duties.  Once the company is ready for its Internet website, it will hire an independent consultant to build the site. The company also intends to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

We do not expect to purchase or sell plant or significant equipment in the next twelve months.

Easy ESL Publishing does not anticipate researching any other products or services.

Easy ESL Publishing has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Quarterly Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $68,650 over the next twelve months and the cost of maintaining our reporting status is estimated to be $12,000 over this same period. The officer and director, Mr. Wong has undertaken to provide the Company with initial operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Principal Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS

31.1

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        EASY ESL PUBLISHING, INC.

BY:      /s/ Cameron Wong

 ----------------------

Cameron Wong

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and sole Director

Dated:  December 3, 2007