Form 10KSB
period 2008-01-31
Easy ESL Publishing, Inc.
filed 2008-03-25
CIK 1407684

                                              SECURITIES AND EXCHANGE COMMISSION

                                                            WASHINGTON, D.C. 20549

                                                                       ----------------------

                                                                        FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

_____TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission File Number:  333-146118

EASY ESL PUBLISHING, INC.

(Name of small business issuer in its charter)

Delaware	20-8410497
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 105, 501 Silverside Road Wilmington, DE	19809
(Address of principal executive offices)	(Zip Code)

Issuers telephone number: (888) 556-8411

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

       (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ___

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES   X    NO

Issuer’s revenues for most recent fiscal year – Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent sale of the Company’s common shares was $16,000 on December 5, 2007.

Indicate the number of shares outstanding of each of the issuer's classes of common shares at the latest practicable date. As of January 31, 2008 the registrant had 10,800,000 shares of common stock, $0.001 par value, issued and outstanding.  The Company has no other class of shares.

TABLE OF CONTENTS

Page

PART I

Item 1.   Description of Business

4

Item 2.   Description of Property

5

Item 3.   Legal Proceedings

5

Item 4.   Submission of Matters to a Vote of Security Holders

5

PART II

Item 5.     Market for the Registrant's Common Equity and Related

                Shareholder Matters

5

Item 6.     Management's Discussion and Analysis or Plan of Operation

5

Item 7.     Financial Statements

8

Report of Independent Registered Public Accounting Firm

9

Balance Sheets

10

Statements of Operations

11

Statements of Stockholders’ Equity (Deficit)

12

Statements of Cash Flows

13

Notes to the Financial Statements

14

Item 8.     Changes In and Disagreements With Accountants on

    Accounting and Financial Disclosures

18

Item 8A.  Controls and Procedures

18

Item 8B.  Other information

18

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons

19

Item 10.  Executive Compensation

20

Item 11.  Security Ownership of Certain Beneficial Owners and

               Management and Related Stockholder Matters

20

Item 12.  Certain Relationships and Related Transactions

21

Item 13.  Exhibits

21

Item 14.  Principal Accountant Fees and Services

21

Signatures

22

Please note that throughout this Annual Report, and unless otherwise noted, the words “we”, “our”, “us”, the “Company” or “Easy ESL Publishing” refer to Easy ESL Publishing, Inc.

PART I

Item 1.   Description of the Business.

Business Development

Easy ESL Publishing, Inc. is a development stage company incorporated on November 9, 2006 to enter into the industry of teaching English as a Second Language (ESL) in China.

Since inception we have not been involved in any bankruptcy, receivership or similar proceeding nor have we been engaged in any material reclassification, merger, consolidation or purchase or sale of any of our assets not in the ordinary course of business.

Business of Issuer

Easy ESL Publishing plans a unique approach to teaching and learning English which has become big business in China.  Easy ESL Publishing is a business hoping to capitalize on this emerging trend by creating a series of workbooks designed to assist the ESL student in effectively learning the English language.  Our books will be different from traditional textbooks, which often conform to strict regulation and need to be formatted to specific course curriculum’s.  These workbooks will be an additional learning tool for the students that will help with the development of the English language through practical exercises and learning techniques

Our books will be written by teachers.   We will choose teachers from around the world based on their qualifications and their experience in the ESL industry.  Well educated teachers, both from their classroom experience as well as from their own studies, will be able to provide the best insight into what type of learning scenarios will be the most effective for students.

We intend to recruit teachers that will write the ESL books and we will publish and distribute them to the ESL market.  The teachers will be paid a percentage of the revenue from sales of the books they write. Initially, Easy ESL Publishing, Inc. will target adult students taking night courses to learn English.

The market for educational and training products and services is highly competitive and we expect that the competition will continue to intensify. The production of learning resources for the education community is mainly controlled by major publishers that provide curriculum-based media to the school systems from which educators extrapolate their lessons. These existing curricula do tend to be dry and basic, so our books will feature our unique learning tools as their main competitive advantage.

So as to minimize the costs of printing and distribution we intend to print the workbooks in Asia.  We will also consider distribution direct from the publishing house to cut down on warehouse and storage costs.  Appropriate distribution channels will established for effective delivery with minimum inventory.

Reports to security holders

We are not required to deliver an annual report to security holders and we will not voluntarily send annual reports.  Easy ESL Publishing, Inc. does file annual, quarterly, current reports, proxy statements and other information statements with the Securities and Exchange Commission (the “Commission”).  You may read and copy any materials referred to in this Annual Report at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also obtain copies of our Commission filing by going to the Commission’s website at http://www.sec.gov.

Item 2.   Description of the Property.

Our principle address is Suite 105, 501 Silverside Road, Wilmington, Delaware 19809. We rent shared office space. This property arrangement satisfies our current needs and will be adequate up to the point that we initiate operations.

Item 3.   Legal Proceedings.

The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4.   Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to the security holders for a vote.

PART II

Item 5.   Market for the Registrant’s Common Equity and Related Shareholder Matters.

The Company’s common shares are not currently listed on any exchange nor are its common shares quoted on any public medium.

As of January 31, 2008, we had thirty-two (32) active shareholders of record. The Company has not declared or paid any cash dividends and has no outstanding options.

Item 6.   Management Discussion, Financial Condition or Plan of Operation.

Plan of Operation

Statements made in this Form 10-KSB that are not historical or current facts are “forward-looking statements” that involve risks and uncertainties.  These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue” or the negative thereof.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent management’s best judgment as to what may occur in the future.  However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

The Company has not yet generated any revenue from its operations.  As of the fiscal year ended January 31, 2008 we had $15,568 of cash on hand. We incurred operating expenses in the amount of $17,237 for the year ended January 31, 2008. These operating expenses were comprised of professional fees of $12,250 and office and general expenses of $4,987.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern. We have registered 4,000,000 or our common stock for sale to the public.  Our registration statement became effective on November 2, 2007 and we are in the process of seeking equity financing to fund our operations over the next 12 months.  As of January 31, 2008 we have raised $16,000 from the sales of our common stock.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof.  However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Easy ESL Publishing is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in Easy ESL Publishing having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because Easy ESL Publishing is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Easy ESL Publishing cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Easy ESL Publishing common stock would lose all of their investment.

Over the 12 month period we must raise capital and start the design and production of our workbooks.   We plan to immediately identify education magazines and other resources that teachers use as daily reference.    Our approach will be to place ads in these magazines to target teachers who will eventually become the authors of our workbooks. Our initial focus will be to recruit authors to write the workbooks as samples for marketing purposes.   We will set up a website to begin to facilitating communication between potential teacher writers and Easy ESL Publishing, Inc.

We also intend to begin to prepare all legal contracts for execution between the teachers (authors) and the company.    Lawyers will be hired to work out the contractual details, primarily to help determine how the teachers will be compensated for their services.    The contract will also outline the severity of copyright violation and make teachers aware of the repercussions if their work is compromised.  Easy ESL Publishing will insist that all work by the authors for their workbooks are original and not copied or borrowed from any other materials currently available on the market today.  Because breach of copyright law is viewed as a serious matter and punishment is often harsh, the Company will ensure that this issue is detailed in the contract entered into with the authors.

Once an agreement is signed, the first step for the authors is to create several sample workbooks that can be used as marketing and advertising tools.  These samples will assist us in future developments of the marketing campaign.

Once sample workbooks have been written, we will partner with a printing company in Asia to print the workbooks.   Our President plans to travel to Asia once printing has begun to ensure that his standard of quality is met. We will also begin heavily promoting the product by attending several ESL classes and ask students to use the books as part of their studies.

Once our product is in its final stages of development, the website will be further enhanced as a marketing tool and will provide additional advertising.

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and has no current material commitments, nor have we generated any revenue since inception.

Off Balance Sheet Arrangement

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry our its business plan.  Our President, Cameron Wong has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Wong’s expression is neither a contract nor agreement between him and the company.

There are no other off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have future effect on the business, financial condition, revenue, or expenses and/or result of operations.

Item 7.   Financial Statements.

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

 FINANCIAL STATEMENTS

                                                        JANUARY 31, 2008

(Audited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

 STATEMENT OF OPERATIONS

 STATEMENT OF STOCKHOLDERS’ EQUITY

 STATEMENT OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Easy ESL Publishing, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Easy ESL Publishing, Inc. (A Development Stage Company) as of January 31, 2008 and January 31, 2007, and the related statements of operations, stockholders’ equity and cash flows twelve months ended January 31, 2008, and cumulative results of operation from inception on November 9, 2006 to January 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Easy ESL Publishing, Inc. (A Development Stage Company) as of January 31, 2008 and January 31, 2007, and the related statements of operations, stockholders’ equity and cash flows twelve months ended January 31, 2008, and cumulative results of operation from inception on November 9, 2006 to January 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has had no revenue and has generated losses from operations, which raises substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

March 5, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

BALANCE SHEETS

(Audited)

	January 31, 2008	January 31, 2007 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 15,568	$ -
Prepaid Expenses	500	-
Total Current Assets	16,068	-
Total Assets	$ 16,068	$ -

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities Due to related party Bank Overdraft	7,360 1,078 -	- 1,078 55
Total Current Liabilities	8,438	1,133

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,800,000 shares of common stock (10,000,000 December 4, 2006)	10,800	10,000
Subscription receivable	-	(10,000)
Additional paid-in capital	15,200	-

Deficit accumulated during the development stage	(18,370)	(1,133)

Total Equity (Deficit)	7,630	-

Total Liabilities & Stockholders’ Equity	$ 16,068	$ -

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

 STATEMENT OF OPERATIONS

(Audited)

	Twelve months ended January 31, 2008	Accumulated Deficit from November 9, 2006 (date of inception) to January 31, 2007	Accumulated Deficit from November 9, 2006 (date of inception) to January 31, 2008

EXPENSES

Office and general	$ (4,987)	$ (1,133)	$ (6,120)
Professional fees	(12,250)	-	(12,250)
Loss before Income Taxes	(17,237)	(1,133)	(18,370)
Provision for Income Taxes	-	-	-
NET (LOSS)	$ (17,237)	$ (1,133)	$ (18,370)

BASIC LOSS PER SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,544,230	6,867,470

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (NOVEMBER 9, 2006) TO JANUARY 31, 2008

(Audited)

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, November 9, 2006	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001 per share
- December 4, 2006	10,000,000	10,000	-	-	-	10,000
-Subscription receivable				(10,000)		(10,000)

Net Loss for period	-	-			(1,133)	(1,133)
Balance January 31, 2007	10,000,000	10,000	-	(10,000)	(1,133)	(1,133)

Proceeds received	-	-		10,000		10,000
Common stock issued for cash at $0.02 per share (November and December, 2007)	800,000	800	15,200	-	-	16,000

Net loss for year	-	-	-	-	(17,237)	(17,237)
Balance, January 31, 2008	10,800,000	$ 10,800	$ 15,200	$ -	$ (18,370)	$ 7,630

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

 STATEMENT OF CASH FLOWS

(Audited)

	Twelve months ended January 31, 2008	Cumulative results of operations from inception (November 9, 2006) to January 31, 2007	Cumulative results of operations from inception (November 9, 2006) to January 31,2008

OPERATING ACTIVITIES
Net loss	$ (17,237)	$ (1,133)	$ (18,370)
Adjustment to reconcile net loss to net cash used in operating activities
-accrual of expenses	7,360	-	7,360
-prepaid expense	(500)	-	(500)
-shareholder loan	-	1,078	1,078

OPERATING ACTIVITIES	(10,377)	(55)	(10,432)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	16,000	-	26,000
Stock Subscription receivable	10,000	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,000	-	26,000

NET INCREASE IN CASH	15,623	(55)	15,568

CASH, BEGINNING OF PERIOD	(55)	-	-

CASH, END OF PERIOD	$ 15,568	$ (55)	$ 15,568

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

NON-CASH ACTIVITIES

Stock issued for services	$ -	$ -	$ -
Stock issued for accounts payable	$ -	$ -	$ -
Stock issued for notes payable	$ -	$ -	$ -
Stock issued for convertible debentures and interest	$ -	$ -	$ -
Convertible debentures issued for services	$ -	$ -	$ -
Warrants issued	$ -	$ -	$ -
Stock issued for penalty on default of convertible debenture	$ -	$ -	$ -
Note payable issued for finance charges	$ -	$ -	$ -
Forgiveness of not payable and accrued interest	$ -	$ -	$ -
Stock issued for investment.	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

January 31, 2008

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION___________________________________

Easy ESL Publishing, Inc.  (“Company”) is in the initial development stage and has incurred losses since inception totaling $18,370 The Company was incorporated on November 9, 2006 in the State of Delaware. The fiscal year end of the Company is January 31. The Company was organized to enter into the English as a Second Language industry by creating educational workbooks. These workbooks will provide students in China with additional learning resources to enhance their understanding of the English language

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company is funding its initial operations by way of issuing Founders’ shares and entering into a private placement offering for 4,000,000 shares at $0.02 per share.  As of January 31, 2008, the Company had issued 10,000,000 Founders shares at $0.001 per share for net proceeds to the Company of $10,000 and 800,000 common shares at $0.02 per share for net proceeds to the Company of $16,000.

The Company filed a Form SB-2 registration statement with the Securities and Exchange Commission which became effective November 2, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Segmented Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

For the period ended January 31, 2008 all operations took place in China.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2007 and January 31, 2008 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Accordingly, actual results could differ from those estimates.

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

January 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practical the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Loss per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, the accompanying presentation is only on the basic loss per share.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Stock-based Compensation

The Company accounts for stock-based compensation issued to employees based on SFAS No. 123R “Share Based Payment”. SFAS No. 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

 SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.

SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As at January 31, 2008 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

January 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

                       In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” ("SFAS No. 157"). SFAS 155 establishes framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007 and periods with those fiscal years.

The Financial Accounting Standards Board has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments  an amendment of FASB Statements No. 133 and 140” and No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, but they will not have a material effect in the

Company’s results of operations or financial position.

The adoption of these new pronouncements is not expected to have a material effect on the Company’s financial position or results of operations.

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

As of January 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of January 31, 2008, the sole Director had purchased 10,000,000 shares of the common stock in the Company at $0.001 per share with proceeds to the Company totalling $10,000.

As of January 31, 2008 common shares totalling 800,000 at $0.02 per share were purchased by various investors from the private placement for net proceeds of $16,000 to the Company

Private Placement

On December 4, 2006, the Company authorized a Private Placement Offering of up to 4,000,000 shares of common stock at a price of $0.02 per share. The total amount to be raised in this financing is $80,000.  As of January 31, 2008 the Company had not issued 800,000 of the shares for net proceeds of $16,000 from the sale of its Private Placement stock.

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

January 31, 2008

NOTE 5 – RELATED PARTY TRANSACTIONS

As of January 31, 2008, the Company received advances from a Director in the amount of $1,078 to pay for Incorporation costs. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 – INCOME TAXES

As of January 31, 2008 the Company had net operating loss carry forwards of approximately $18,370 that may be available to reduce future years’ taxable income and will expire commencing in 2017.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Item 8.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None

Item 8A.   Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that is in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, the Company's Chief Executive Officer and Principal Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Based on our assessment, we believe that as of January 31, 2008, our internal control over financial reporting was effective at a reasonable assurance level based on these criteria.

Item 8B.  Other Information

None

PART III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons and Corporate Governance.

Identification of Directors and Executive Officers

Name                             Age          Term Served             Title

Cameron Wong

   54            Since inception         President, Secretary Treasurer,

                                                                                         Principal Executive Officer

                                                                                         Principal Financial Officer

                                                                                         and sole member of the Board of Directors

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than the reimbursement of reasonable expenses incurred in attending meetings.  Officers are appointed by the board of directors and serve at the discretion of the board.

Officer and Director Background:

Cameron J. Wong

Cameron Wong is a graduate of Simon Fraser University where he obtained a Bachelor of Arts Degree in English with a minor in History and a high school teaching certificate.  Mr. Wong taught grades K – 12 in the Vancouver public school system from 1976 – 1979.

In 1980 he established retail and tech support services business for microcomputers, which he operated until 1997.  In 1997 he founded a business that builds, maintains and repairs custom bicycles and from 2001 to 2004 he worked as a technician and mechanic at a bicycle re-manufacturing warehouse.  While there he reprogrammed the company’s parts department and was responsible for filling and packaging parts orders for over 300 bicycle dealer locations across Canada.

From 2004 to the present Mr. Wong has worked as a pest control subcontractor.

Mr. Wong’s is of Chinese descent and is fluent in Cantonese. His family has lived in Vancouver since 1919.  He has studied and administers Sitiatsu Massage therapy and has taken courses in reflexology and practices Gioju Katate.

Mr. Wong is not a director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Easy ESL Publishing, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 10.   Executive Compensation.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.

There are no annuity, pension or retirement benefits proposed to be paid our officer and director or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 11.   Security Ownership of Certain Beneficial Owners and Management Related

                 Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named director and executive officer, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position                        Shares                Percent            Security

Cameron Wong

President and Director                10,000,000             92.5               Common

========================================================

Officers and Directors as

a Group (1)                                 10,000,000             92.5            Common

The address for Cameron Wong is 279 E. 18th Ave.; Vancouver, BC V5V 1E5 Canada.

The above referenced common shares were paid for and issued in December, 2006, for consideration of $0.001 per share total consideration of $10,000.

Item 12.   Certain Relationships and Related Transactions.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Wong anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 13.   Exhibits.

The following exhibits are incorporated into this Form 10-KSB Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws of Easy ESL Publishing, Inc. [2]
23.1	Consent of Moore & Associates, Chartered
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

[1] Incorporated by reference from the Company’s SB-2 filed with the Commission on October 25, 2007.

[2] Incorporated by reference from the Company’s SB-2 filed with the Commission on October 25, 2007.

  * Included in Exhibit 31.1

** Included in Exhibit 32.1

Item 14.   Principal Accountant Fees and Services.

During the fiscal year ended January 31, 2008 we incurred approximately $6,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended January 31, 2008, January 31, 2007 and the reviews for the quarters ended April 31, 2007, July 31, 2007 and October 31, 2007.

During the fiscal year ended January 31, 2008, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Easy ESL Publishing, Inc.

Dated: March 25, 2008

/s/ Cameron Wong

----------------------

Cameron Wong

President, Secretary Treasury, Principal Executive Officer and

Principal Financial Officer and Sole Director

22