Form 10-Q
period 2008-04-30
Easy ESL Publishing, Inc.
filed 2008-06-12
CIK 1407684

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 2008

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________ to __________________

      Commission File Number  333-146118

EASY ESL PUBLISHING, INC.

(Exact name of registrant as specified in its charter)

Delaware

20-8410497

        (State of or other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)

                      105 – 501 Silverside Road  Wilmington, DE

             19809

                        (Address of principal executive offices)

          (Zip Code)

(800) 670-2721

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                            Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  [  ]

     Accelerated filer [   ]

Non-accelerated filer [   ]  (Do not check if a smaller reporting company)        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                                                               Yes |X] No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of April 30, 2008, the registrant had 10,800,000 shares of common stock, $0.001 par value, issued and outstanding.

Index

Page Number
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements	4
Balance Sheets as of April 30, 2008 and January 31, 2008 (audited)	5
Statements of Operations for three months ended April 30, 2008; three months ended April 30, 2007 and accumulated deficit from November 9, 2006 (date of inception) to April 30, 2008	6
Statements of Stockholders’ Equity (Deficit) from inception (November 9, 2006) to April 30, 2008	7
Statement of Cash Flows for three months ended April 30, 2008; three months ended April 30, 2007 and cumulative results of operations from inception (November 9, 2006) to April 30, 2008	8
Notes to the Financial Statements, April 30, 2008	9
Item 2. Management’s Discussion and Analysis or Plan of Operation	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
Item 4. Controls and Procedures	15
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits	18

MOORE & ASSOCIATES, CHARTERED

      ACCOUNTANTS AND ADVISORS

        PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Easy ESL Publishing, Inc.

(A Development Stage Company)

We have reviewed the accompanying balance sheet of Easy ESL Publishing, Inc. (A Development Stage Company) as of April 30, 2008, and the related statements of operations, stockholders’ equity and cash flows for the three-month periods ended April 30, 2008 and 2007, and from inception on November 9, 2006 to April 30, 2008. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Easy ESL Publishing, Inc. (A Development Stage Company) as of January, 2008 and 2007; and in our report dated March 5, 2008, we expressed an unqualified opinion on those financial statements with a going concern paragraph. In our opinion, the information set forth in the accompanying balance sheet as of January 31, 2008 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

June 9, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

 FINANCIAL STATEMENTS

                                                        APRIL 30, 2008

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

BALANCE SHEETS

	April 30, 2008	January 31, 2008 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 4,603	$ 15,568
Prepaid Expenses	-	500
Total Current Assets	4,603	16,068
Total Assets	$ 4,603	$ 16,068

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities Due to related party	1,375 1,078	7,360 1,078
Total Current Liabilities	2,453	$ 8,438

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,800,000 shares of common stock (10,000,000 December 4, 2006)	10,800	10,800
Subscription receivable	-	-
Additional paid-in capital	15,200	15,200

Deficit accumulated during the development stage	(23,850)	(18,370)

Total Equity (Deficit)	2,150	7,630

Total Liabilities & Stockholders Equity	$ 4,603	$ 16,068

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

 STATEMENTS OF OPERATIONS

	Three months ended April 30, 2008	Three months ended April 30, 2007	Accumulated Deficit from November 9, 2006 (date of inception) to April 30, 2008

EXPENSES

Office and general	$ 1,650	$ 3,105	$ 7,770
Professional fees	3,830	5,000	16,080
Loss before Income Taxes	(5,480)	(8,105)	(23,850)
Provision for Income Taxes	-	-	-
NET (LOSS)	$ (5,480)	$ (8,105)	$ (23,850)

BASIC LOSS PER SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,754,303	10,000,000

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (NOVEMBER 9, 2006) TO APRIL 30, 2008

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, November 9, 2006	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001 per share
- December 4, 2006	10,000,000	10,000	-	-	-	10,000
-Subscription receivable				(10,000)		(10,000)

Net Loss for period	-	-			(1,133)	(1,133)
Balance April 30, 2007	10,000,000	10,000	-	(10,000)	(1,133)	(1,133)

Proceeds received	-	-		10,000		10,000
Common stock issued for cash at $0.02 per share (November and December, 2007)	800,000	800	15,200	-	-	16,000

Net loss for year	-	-	-	-	(17,237)	(17,237)
Balance, January 31, 2008	10,800,000	$ 10,800	$ 15,200	$ -	$ (18,370)	$ 7,630

Net loss for year.	-	-	-	-	(5,480)	(5,480)
Balance, April 30, 2008	10,800,000	$ 10,800	$ 15,200	$ -	$ (23,850)	$ 2,150

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

 STATEMENTS OF CASH FLOWS

	Three months ended April 30, 2008	Three months ended April 30, 2007	Cumulative results of operations from inception (November 9, 2006) to April 30, 2008

OPERATING ACTIVITIES
Net loss	$ (5,480)	$ (8,105)	$ (23,850)
Adjustment to reconcile net loss to net cash used in operating activities
-accrual of expenses	(5,985)	5,435	1,375
-prepaid expense	500	-	-
-shareholder loan	-	-	1,078

OPERATING ACTIVITIES	(10,965)	(2,670)	(21,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	26,000
Stock Subscription received	-	10,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	10,000	26,000

NET INCREASE IN CASH	(10,965)	7,330	4,603

CASH, BEGINNING OF PERIOD	15,568	(55)	-

CASH, END OF PERIOD	$ 4,603	$ 7,275	$ 4,603

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

NON-CASH AVTIVITIES

Stock issued for services	$ -	$ -	$ -
Stock issued for accounts payable	$ -	$ -	$ -
Stock issued for notes payable	$ -	$ -	$ -
Stock issued for convertible debentures and interest	$ -	$ -	$ -
Convertible debentures issued for services	$ -	$ -	$ -
Warrants issued	$ -	$ -	$ -
Stock issued for penalty on default of convertible debenture	$ -	$ -	$ -
Note payable issued for finance charges	$ -	$ -	$ -
Forgiveness of not payable and accrued interest	$ -	$ -	$ -
Stock issued for investment.	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2008

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Easy ESL Publishing, Inc.  (“Company”) is in the initial development stage and has incurred losses since inception totalling $23,850 The Company was incorporated on November 9, 2006 in the State of Delaware. The fiscal year end of the Company is January 31. The Company was organized to enter into the English as a Second Language industry by creating educational workbooks. These workbooks will provide students in China with additional learning resources to enhance their understanding of the English language

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company is funding its initial operations by way of issuing Founders’ shares and entering into a private placement offering for 4,000,000 shares at $0.02 per share.  As of April 30, 2008, the Company had issued 10,000,000 Founders shares at $0.001 per share for net proceeds to the Company of $10,000 and 800,000 common shares at $0.02 per share for net proceeds to the Company of $16,000.

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

For the period ended April 30, 2008 all operations took place in China.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2008 and April 30, 2008 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

April 30, 2008

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

SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As at April 30, 2008 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

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

The adoption of these new pronouncements is not expected to have a material effect on the Company’s financial position or results of operations

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

As of April 30, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of April 30, 2008, the sole Director had purchased 10,000,000 shares of the common stock in the Company at $0.001 per share with proceeds to the Company totalling $10,000.

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2008

As of April 30, 2008 common shares totalling 800,000 at $0.02 per share were purchased by various investors from the private placement for net proceeds of $16,000 to the Company

Private Placement

On December 4, 2006, the Company authorized a Private Placement Offering of up to 4,000,000 shares of common stock at a price of $0.02 per share. The total amount to be raised in this financing is $80,000.  As of April 30, 2008 the Company had not issued 800,000 of the shares for net proceeds of $16,000 from the sale of its Private Placement stock.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of April 30, 2008, the Company received advances from a Director in the amount of $1,078 to pay for Incorporation costs. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 – INCOME TAXES

As of April 30, 2008 the Company had net operating loss carry forwards of approximately $23,850 that may be available to reduce future years’ taxable income and will expire commencing in 2017.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 7 – SUBSEQUENT EVENT

None

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions

Overview

EASY ESL PUBLISHING, INC. ("Easy ESL Publishing", "the Company", “our” or "we") was incorporated in the State of Delaware as a for-profit company on November 9, 2006.  Easy ESL Publishing is a development-stage company organized to enter into the English as a Second Language (ESL) publishing industry.  The Company plans to create ESL educational workbooks, for students in China which will act as an alternative to traditional textbooks.  The books will enhance learning and development by offering additional learning resources that will improve a student’s understanding of the English language.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended April 30, 2008 we had $4,603 of cash on hand. We incurred operating expenses in the amount of $5,480 in the quarter ended April 30, 2008. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 4,000,000 of or our common stock for sale to the public.  Our registration statement became effective on November, 2007 and as of April 30, 2008 we have raised $16,000 from the sales of our common stock. The company is still in the process of seeking equity financing to fund its operations over the next 12 months.

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

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and has no current material commitments.

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

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry our business plan.  Our President, Cameron Wong has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Wong’s expression is neither a contract nor agreement between him and the company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of April 30, 2008 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of April 30, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

 Item 4b.     Changes in Internal Controls

 There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.1

Articles of Incorporation [1]

3.2

By-Laws [1]

31.1

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer **

[1]     Incorporated by reference from the Company’s filing with the Commission on October 25,        2007.

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

Dated:  June 12, 2008