Form 10-Q
period 2008-07-31
Easy ESL Publishing, Inc.
filed 2008-09-05
CIK 1407684

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: July 31, 2008

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to __________________

      Commission File Number:  333-146118

EASY ESL PUBLISHING, INC.

(Exact name of registrant as specified in its charter)

Delaware

20-8410497

 (State of or other jurisdiction of incorporation or organization)   (IRS Employer Identification No.)

             105 – 501 Silverside Road, Wilmington, DE

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

Large accelerated filer  [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

       Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

                                               Yes |X] No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of July 31, 2008, the registrant had 10,800,000 shares of common stock, $0.001 par value, issued and outstanding.

Index

Page Number
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements	3
Balance Sheets as of July 31, 2008 and January 31, 2008 (audited)	4
Statements of Operations for three months ended July 31, 2008; three months ended July 31, 2007; six months ended July 31, 2008 and six months July 31, 2007 and accumulated deficit from November 9, 2006 (date of inception) to July 31, 2008	5
Statements of Stockholders’ Equity (Deficit) from inception (November 9, 2006) to July 31, 2008	6
Statement of Cash Flows for three months ended July 31, 2008; three months ended July 31, 2007; six months ended July 31, 2008 and six months July 31, 2007 and cumulative results of operations from inception (November 9, 2006) to July 31, 2008	7
Notes to the Financial Statements, July 31, 2008	8
Item 2. Management’s Discussion and Analysis or Plan of Operation	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	14
Item 4. Controls and Procedures	14
Item 4T. Controls and procedures	14
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits	16

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

July 31, 2008

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

BALANCE SHEETS

	July 31, 2008	January 31, 2008 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 3,966	$ 15,568
Prepaid Expenses	-	500
Total Current Assets	3,966	16,068
Total Assets	$ 3,966	$ 16,068

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities Due to related party	2,375 1,078	7,360 1,078
Total Current Liabilities	3,453	$ 8,438

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,800,000 shares of common stock (10,000,000 December 4, 2006)	10,800	10,800
Subscription receivable	-	-
Additional paid-in capital	15,200	15,200

Deficit accumulated during the development stage	(25,487)	(18,370)

Total Equity (Deficit)	513	7,630

Total Liabilities & Stockholders Equity	$ 3,966	$ 16,068

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

 STATEMENTS OF OPERATIONS

	Three months ended July 31, 2008	Three months ended July 31, 2007	Six months ended July 31, 2008	Six months ended July 31, 2007	Accumulated Deficit from November 9, 2006 (date of inception) to July 31, 2008

EXPENSES

Office and general	$ (787)	$ (175)	$ (2,287)	$ (779)	$ (5,907)
Professional fees	(1,000)	(1,000)	(4,830)	(8,500)	(19,580)
Loss before Income Taxes	(1,787)	(1,175)	(7,117)	(10,780)	(25,487)
Provision for Income Taxes	-	-	-	-	-
NET (LOSS)	$ (1,787)	$ (1,175)	$ (7,117)	$ (9,279)	$ (25,487)

BASIC LOSS PER SHARE	$ 0.00	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,800,000	10,000,000	10,800,000	10,000,000

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (NOVEMBER 9, 2006) TO JULY 31, 2008

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, November 9, 2006	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001 per share
- December 4, 2006	10,000,000	10,000	-	-	-	10,000
-Subscription receivable				(10,000)		(10,000)

Net Loss for period	-	-			(1,133)	(1,133)
Balance April 30, 2007	10,000,000	10,000	-	(10,000)	(1,133)	(1,133)

Proceeds received	-	-		10,000		10,000
Common stock issued for cash at $0.02 per share (November and December, 2007)	800,000	800	15,200	-	-	16,000

Net loss for year	-	-	-	-	(17,237)	(17,237)
Balance, January 31, 2008	10,800,000	$ 10,800	$ 15,200	$ -	$ (18,370)	$ 7,630

Net loss for year.	-	-	-	-	(7,117)	(7,117)
Balance, July 31, 2008	10,800,000	$ 10,800	$ 15,200	$ -	$ (25,487)	$ 513

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

 STATEMENTS OF CASH FLOWS

	Six months ended July 31, 2008	Six months ended July 31, 2007	Three months ended July 31, 2008	Three months ended July 31, 2007	Cumulative results of operations from inception (November 9, 2006) to July 31, 2008

OPERATING ACTIVITIES
Net loss	$ (7,117)	$ (9,279)	$ (1,787)	$ (1,174)	$ (25,487)
Adjustment to reconcile net loss to net cash used in operating activities
-accrual of expenses	(4,985)	(3,435)	1,150	(2,000)	2,375
-prepaid expense	500	-	-	-	-
-shareholder loan	-	-	-	-	1,078

OPERATING ACTIVITIES	(11,602)	(5,845)	(637)	(3,174)	(22,034)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	-	-	26,000
Stock Subscription receivable	-	10,000	-	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	10,000	-	-	26,000

NET INCREASE IN CASH	(11,602)	4,155	(637)	(3,174)	3,966

CASH, BEGINNING OF PERIOD	15,568	(55)	4,603	7,274	-

CASH, END OF PERIOD	$ 3,966	$ 4,100	$ 3,966	$ 4,100	$ 3,966

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -	$ -	$ -

NON-CASH ACTIVITIES

Stock issued for services	$ -	$ -	$ -	$ -	$ -
Stock issued for accounts payable	$ -	$ -	$ -	$ -	$ -
Stock issued for notes payable	$ -	$ -	$ -	$ -	$ -
Stock issued for convertible debentures and interest	$ -	$ -	$ -	$ -	$ -
Convertible debentures issued for services	$ -	$ -	$ -	$ -	$ -
Warrants issued	$ -	$ -	$ -	$ -	$ -
Stock issued for penalty on default of convertible debenture	$ -	$ -	$ -	$ -	$ -
Note payable issued for finance charges	$ -	$ -	$ -	$ -	$ -
Forgiveness of not payable and accrued interest	$ -	$ -	$ -	$ -	$ -
Stock issued for investment.	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2008

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Easy ESL Publishing, Inc.  (“Company”) is in the initial development stage and has incurred losses since inception totaling $25,486. The Company was incorporated on November 9, 2006 in the State of Delaware. The fiscal year end of the Company is January 31. The Company was organized to enter into the English as a Second Language industry by creating educational workbooks. These workbooks will provide students in China with additional learning resources to enhance their understanding of the English language

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company is funding its initial operations by way of issuing Founders’ shares and entering into a private placement offering for 4,000,000 shares at $0.02 per share.  As of July 31, 2008, the Company had issued 10,000,000 Founders shares at $0.001 per share for net proceeds to the Company of $10,000 and 800,000 common shares at $0.02 per share for net proceeds to the Company of $16,000.

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2008 and July 31, 2008 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

July 31, 2008

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

As at July 31, 2008 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2008

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

As of July 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of July 31, 2008, the sole Director had purchased 10,000,000 shares of the common stock in the Company at $0.001 per share with proceeds to the Company totalling $10,000.

As of July 31, 2008 common shares totalling 800,000 at $0.02 per share were purchased by various investors from the private placement for net proceeds of $16,000 to the Company

Private Placement

On December 4, 2006, the Company authorized a Private Placement Offering of up to 4,000,000 shares of common stock at a price of $0.02 per share. The total amount to be raised in this financing is $80,000.  As of July 31, 2008 the Company had issued 800,000 of the shares for net proceeds of $16,000 from the sale of its Private Placement stock.

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2008

NOTE 5 – RELATED PARTY TRANSACTIONS

As of July 31, 2008, the Company received advances from a Director in the amount of $1,078 to pay for Incorporation costs. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 – INCOME TAXES

As of July 31, 2008 the Company had net operating loss carry forwards of approximately $25,487 that may be available to reduce future years’ taxable income and will expire commencing in 2017.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

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

EASY ESL PUBLISHING, INC. ("Easy ESL Publishing", "the Company", “our” or "we") was incorporated in the State of Delaware as a for-profit company on November 9, 2006.  Easy ESL Publishing is a development-stage company organized to enter into the English as a Second Language (ESL) publishing industry.  We plan to create ESL educational workbooks for students in China as an alternative to traditional textbooks.  The books will enhance learning and development by offering additional learning resources that will improve a student’s understanding of the English language.

ESL courses are extremely varied in China. There are either no rules or established guidelines for teachers for choosing teaching material, or there are strict rules that provide instructors with a detailed curriculum and specified textbooks.   Both approaches could work in our favour since each approach provides a unique opportunity to allow students to learn through practical example as opposed to strictly reading a textbook.   The fact that there is no regularity in regards to course material from class to class also means there is an opportunity to appeal to students and their teachers on various levels.

Plan of Operation

We did not generate any revenues for the three month period ended July 31, 2008 and have not generated any revenue from operations since inception.  As of the fiscal quarter ended July 31, 2008 we had $3,966 of cash on hand and we incurred operating expenses in the amount of $1,787 for a net loss for the period of $1,787. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements for at least the next 12 months and we will require additional financing to pursue our planned business activities.  We anticipate our costs of establishing the company implementing our development and marketing plans will cost approximately $80,000 over the next 12 months.  In addition maintaining our reporting status is estimated to cost $15,000.

We have registered 4,000,000 of or our common stock for sale to the public.  Our registration statement became effective on November, 2007 and as of July 31, 2008 we have raised $16,000 from the sale of our common stock.

The amount raised to date from the sale of our common stock is insufficient and we will need to seek additional funds through debt financing, which would be very difficult for a new development stage company such as ourselves to secure. If such financing is available, and because we have no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management will evaluate the terms of any debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in Easy ESL Publishing common stock would lose all of their investment.

Over the 12 month period we must raise capital and start the design and production of our workbooks.   We intend to immediately identify education magazines and other resources that teachers use as a daily reference.    Our approach will be to place ads in these magazines to target teachers who will eventually become the authors of our workbooks. Our initial focus will be to recruit authors to write the workbooks as samples for marketing purposes.   We will set up a website to begin to facilitating communication between potential teacher writers and Easy ESL Publishing, Inc.

We also plan to prepare all of the legal contracts for execution between the teachers (authors) and the Company. Lawyers will be hired to work out the contractual details, primarily to govern how the teachers will be compensated for their services.    The contract will also point out the severity of copyright violations and make teachers aware of the repercussions if their work is compromised through copyright infringement.  Easy ESL Publishing will insist that all work by the authors are original and not copied or borrowed from any other materials available on the market today.  Because breach of copyright law is viewed as a serious matter and punishment is often harsh, the Company will ensure that this issue is detailed in the contract entered into with the authors.

Once an agreement is signed, the first step for the authors is to create several sample workbooks that can be used as marketing and advertising tools.  These samples will assist us in future development of the marketing campaign.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the end of the period covered by this report the registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  This evaluation was done under the supervision and the participation of the registrant’s President and Principal Financial Officer.  Based upon that evaluation, he identified that the lack of segregation of accounting duties as a result of limited personal resources to be a material weakness the registrant’s disclosure controls and procedures.  Other than for this exception he believes that the Company’s disclosure controls are effective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act.  Management believes that the material weaknesses did not have an affect on the Company's financial results.

ITEM 4T. CONTROLS AND PROCEDURES

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

As of July 31, 2008 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of July 31, 2008 and communicated the matters to our management.

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

 There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

        Not required

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

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASY ESL PUBLISHING, INC.

BY:      /s/ Cameron Wong

 ----------------------

Cameron Wong

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  September 5, 2008