Form 10-Q
period 2008-10-31
Easy ESL Publishing, Inc.
filed 2008-12-10
CIK 1407684

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2008

or

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                Yes |X] No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 20, 2008, the registrant had 10,800,000 shares of common stock, $0.001 par value, issued and outstanding.

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

October 31, 2008

(Unaudited)

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO CONDENSED FINANCIAL STATEMENTS

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	October 31, 2008 (Unaudited)	January 31, 2008 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 2,064	$ 15,568
Prepaid Expenses	3,000	500
Total Current Assets	5,064	16,068
Total Assets	$ 5,064	$ 16,068

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	4,875	7,360
Due to related party	4,078	1,078
Total Current Liabilities	8,953	$ 8,438

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,800,000 shares of common stock (10,000,000 December 4, 2006)	10,800	10,800
Additional paid-in capital	15,200	15,200

Deficit accumulated during the development stage	(29,889)	(18,370)

Total Equity (Deficit)	(3,889)	7,630

Total Liabilities & Stockholders Equity	$ 5,064	$ 16,068

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

 CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2008	Three months ended October 31, 2007	Nine months ended October 31, 2008	Nine months ended October 31, 2007	Accumulated Deficit from November 9, 2006 (date of inception) to October 31, 2008

EXPENSES

Office and general	$ (450)	$ (1,032)	$ (2,689)	$ (1,811)	$ (6,309)
Professional fees	(4,000)	(1,750)	(8,830)	(10,250)	(23,580)
Loss before Income Taxes	(4,450)	(2,782)	(11,519)	(12,061)	(29,889)
Provision for Income Taxes	-	-	-	-	-
NET (LOSS)	$ (4,450)	$ (2,782)	$ (11,519)	$ (12,061)	$ (29,889)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,800,000	10,000,000	10,800,000	10,000,000

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

 CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (NOVEMBER 9, 2006) TO OCTOBER 31, 2008

(Unaudited)

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, November 9, 2006	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001 per share
December 4, 2006	10,000,000	10,000	-	-	-	10,000
Subscription receivable				(10,000)		(10,000)

Net Loss for period	-	-			(1,133)	(1,133)
Balance April 30, 2007	10,000,000	10,000	-	(10,000)	(1,133)	(1,133)

Proceeds received	-	-		10,000		10,000
Common stock issued for cash at $0.02 per share (November and December, 2007)	800,000	800	15,200	-	-	16,000

Net loss for period	-	-	-	-	(17,237)	(17,237)
Balance, January 31, 2008	10,800,000	$ 10,800	$ 15,200	$ -	$ (18,370)	$ 7,630

Net loss for period.	-	-	-	-	(11,519)	(11,519)
Balance, October 31, 2008	10,800,000	$ 10,800	$ 15,200	$ -	$ (29,889)	$ (3,889)

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

 CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended October 31, 2008	Nine months ended October 31, 2007	Cumulative results of operations from inception (Nov. 9, 2006) to October 31, 2008

OPERATING ACTIVITIES
Net loss	$ (11,519)	$ (12,061)	$ (29,889)
Adjustment to reconcile net loss to net cash used in operating activities
-accrual of expenses	(2,485)	4,360	4,875
-prepaid expense	(2,500)	-	(3,000)
-shareholder loan	3,000	-	4,078

OPERATING ACTIVITIES	(13,504)	(7,701)	(23,936)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	26,000
Stock Subscription receivable	-	10,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	10,000	26,000

NET INCREASE IN CASH	(13,504)	(2,299)	2,064

CASH, BEGINNING OF PERIOD	15,568	(56)	-

CASH, END OF PERIOD	$ 2,064	$ 2,243	$ 2,064

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

NON-CASH AVTIVITIES

Stock issued for services	$ -	$ -	$ -
Stock issued for accounts payable	$ -	$ -	$ -
Stock issued for notes payable	$ -	$ -	$ -
Stock issued for convertible debentures and interest	$ -	$ -	$ -
Convertible debentures issued for services	$ -	$ -	$ -
Warrants issued	$ -	$ -	$ -
Stock issued for penalty on default of convertible debenture	$ -	$ -	$ -
Note payable issued for finance charges	$ -	$ -	$ -
Forgiveness of not payable and accrued interest	$ -	$ -	$ -
Stock issued for investment.	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

October 31, 2008 (Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s January 31, 2008 audited financial statements.  The results of operations for the periods ended October 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ESL courses are extremely varied in China. There are either no rules or guidelines for teachers when choosing teaching material, or there are strict requirements that provide instructors with a detailed curriculum and specific textbooks.   Both approaches could work in our favour since each approach provides a unique opportunity to allow students to learn through practical example as opposed to strictly reading a textbook.   The fact that there is no regularity in regards to course material from class to class also means there is opportunity to appeal to students and their teachers on various levels.

Plan of Operation

We did not generate any revenues for the three month period ended October 31, 2008 nor have we generated any revenue from operations since inception.  As of the fiscal quarter ended October 31, 2008 we had $2,064 of cash on hand and we incurred operating expenses in quarter in the amount of $4,450 for a net loss for the quarter of $4,450. These operating expenses were comprised of professional fees and office and general expenses.

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

We have registered 4,000,000 shares of or our common stock for sale to the public.  Our registration statement became effective on November, 2007 and as of October 31, 2008 we have raised $16,000 from the sale of our common stock.

The amount raised to date from the sale of our common stock is insufficient to pursue our business objectives and we will need to seek additional funds through debt financing, which would be very difficult for a new development stage company such as ourselves to secure. If such financing is available, and because we have no operations to date, we would likely face increased costs associated with high risk loans and be subject to an above market interest rate. At the time these funds are required, management will evaluate the terms of any debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in Easy ESL Publishing common stock would lose all of their investment.

Over the 12 month period we must raise capital and start the design and production of our workbooks.   We intend to immediately identify education magazines and other resources that teachers use as a daily reference.  Our approach will be to place ads in the magazines to target and enlist teachers who may eventually become the authors of our workbooks. Our initial focus will be to recruit authors to write the workbooks as samples for marketing purposes.   We will set up a website to begin to facilitating communication between potential teacher writers and Easy ESL Publishing, Inc.

We also plan to prepare all of the necessary legal contracts for execution between the teachers (authors) and the Company that will define the relationship between the Company and the teacher/authors.  Lawyers will be hired to work out the contractual details, primarily to govern how the teachers will be compensated for their services.  The contract will also highlight the severity of copyright violations and make teachers aware of the repercussions should their work be compromised through copyright infringement.  Easy ESL Publishing will insist that all of the work be original and not copied or borrowed from any other materials available on the market today.  Because breach of copyright law is viewed as a serious matter and punishment is often harsh, the Company will ensure that this issue is detailed in the contract entered into with the authors.

Once an agreement is signed, the first step for the authors will be to create several sample workbooks that can be used as marketing and advertising tools.  These samples will assist us in future development of our marketing campaign.

Once sample workbooks have been written, we will engage a printing company in Asia to print the workbooks.   Our President plans to travel to Asia once printing has begun to ensure that his standard of quality is met. We will also begin heavily promoting the product by attending several ESL classes and ask students to use the books as part of their studies and evaluate their usefulness.

Once our product is in its final stages of development, the website will be further enhanced as a marketing tool and will provide additional advertising.

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and we have no current material commitments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4T. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal Control over financial reporting is defined in rule 13a-15(f) or 15d015(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the tractions and dispositions of the assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of October 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of October 31, 2008.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures could result in material misstatement in our financial statements in future periods.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

 We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We plan to appoint one or more outside directors to our board of directors who shall be appointed to the audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to.

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

 There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

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

*      Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASY ESL PUBLISHING, INC.

BY:      /s/ Cameron Wong

 ----------------------

Cameron Wong

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  December 10, 2008