Form 10-K
period 2009-01-31
Easy ESL Publishing, Inc.
filed 2009-04-30
CIK 1407684

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

or

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number   333-146118

EASY ESL PUBLISHING, INC.

(Exact name of registrant as specified in its charter)

Delaware

     20-8410497

State or other jurisdiction of

(I.R.S. Employer

             incorporation or organization

Identification No.)

Suite 105, 501 Silverside Road

         Wilmington, DE

19809

 (Address of principal executive offices)

         (Zip Code)

Registrant’ telephone number including area code   (888) 556-8411

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock par value $0.001

None

         (Title of Class)

(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.

Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes |X] No |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of April 22, 2009, the aggregate value of voting and non-voting common equity held by non-affiliates was $16,000.

TABLE OF CONTENTS

Page Number

PART I

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	25

PART 1

Item 1: Business

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

We are a development stage company and have not generated any sales to date. Our product is still in the development stage and is not yet ready for commercial sale. We plan to complete the development of our work books within the next twelve months and begin recognizing revenue from the sale and distribution of our product thereafter.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

Our Product

We plan to develop ESL workbooks books which to serve as learning resources that will enhance learning and development and improve a student’s understanding of the English language.

Easy ESL Publishing is a business hoping to capitalize on this emerging trend by creating a series of workbooks designed to assist the ESL student in effectively learning the English language.  Different from textbooks, which often carry strict regulation and need to be formatted to specific course curriculum’s, these workbooks will be an additional learning tool for the students and will help students learn the English language through practical exercises and learning techniques

The books will be written by teachers.   Teaching English as a second or additional language is recognized as a specialist field around the world; it includes a wide range of understandings, strategies, skills and techniques pertaining to the teaching and learning of language, content and culture.  The company will choose teachers from around the world based on their qualifications and their experience within the industry.  Past experience in, or extensive knowledge of, an ESL environment would be a strong asset.    Well educated teachers, both from their classroom experience as well as from their own studies, will be able to provide the best insight into what type of learning will be the most effective for students.   There is currently no shortage of these teachers around the world today.  ESL teachers from Australia, Great Britain, Canada and the United States of America are available.   China recruits approximately 100,000 native English teachers each year, which results in wealth of possible candidates with a variety of backgrounds and experiences to draw from to create our workbooks.

The company hopes to recruit teachers that will write the ESL books and provide them to the company to publish and distribute to the market.  The teachers will be paid a percentage of the revenue from sales of their books.

The Market

The market for educational and training products and services is highly competitive and Easy ESL Publishing, Inc. expects that this competition will continue to intensify. The production of learning resources for the education community is mainly in the hands of major publishers and these companies provide curriculum-based media to the school systems from which the educators extrapolate their lessons. These do tend to be dry and basic, so the company will focus on their unique learning tool as their main competitive advantage.

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

Patents

We are in the process of researching patent rights and at present we are not aware of anyone having any patents, trademarks and/or copyright protection for this product. Upon successful completion of the development of our Product, we plan to apply for patent protection and/or copyright protection in the jurisdictions in which we conduct business and distribute our product.

Government Regulation and Supervision

We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the sale of our product is not subject to special regulatory and/or supervisory requirements.

Employees

We have no employees other than our officer and director.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We do not own any real estate or other properties. The Company’s office is located at Suite 501, 105 Silverside Road, Wilmington, DE Street, 19809.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended January 31, 2008.

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of January 31, 2009 the Company had thirty-two (32) active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This annual report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our January 31, 2009 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “January 31, 2009 Audited Financial Statements - Auditors Report.”

As of January 31, 2009, Easy ESL Publishing. had a cash overdraft $34 in the bank and prepaid expenses of $742. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our workbooks, launch of our marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Easy ESL Publishing  is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Easy ESL Publishing having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Easy ESL Publishing is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Easy ESL Publishing cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Easy ESL Publishing’s common stock would lose all of their investment.

The Company did not generate any revenue during the fiscal year ended January 31, 2009 and has not raised any revenue since inception.

Total expenses for the fiscal year ending January 31, 2009 were $16,875 resulting in an operating loss for the fiscal year of $16,875. The operating loss for the period is a result of professional fees in the amount of $13,588, office and general expenses in the amount of $3,287.

Total expense in the fiscal year ended January 31, 2008 were $17,237 resulting in total expenses since inception of $35,245 and an operating loss since inception of $35,245.

As of January 31, 2009 the President has advanced $4,078 to the Company. This amount is unsecured, non-interest bearing and without specific terms of repayment.

We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. We expect to incur product development, marketing and professional and administrative expenses as well expenses associated with maintaining our SEC filings. We will require additional funds during this time and will seek to raise the necessary additional capital.  If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results.  Additional funding may not be available on favorable terms, if at all.

Plan of Operation

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

January 31, 2009

(Audited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Easy ESL Publishing, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Easy ESL Publishing, Inc. (A Development Stage Company) as of January 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception on November 9, 2006 through January 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Easy ESL Publishing, Inc. (A Development Stage Company) as of January 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception on November 9, 2006 through January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company does not have an established source of revenues and has incurred losses from operations. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

April 28, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

BALANCE SHEETS

(Audited)

	January 31, 2009	January 31, 2008

ASSETS

CURRENT ASSETS
Cash	$ -	$ 15,568
Prepaid Expenses	742	500
Total Current Assets	742	16,068
Total Assets	$ 742	$ 16,068

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Cash Overdrawn	34	-
Accounts payable and accrued liabilities	5,875	7,360
Due to related party	4,078	1,078
Total Current Liabilities	9,987	$ 8,438

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,800,000 shares of common stock	10,800	10,800
Subscription receivable	-	-
Additional paid-in capital	15,200	15,200

Deficit accumulated during the development stage	(35,245)	(18,370)

Total Equity (Deficit)	(9,245)	7,630

Total Liabilities & Stockholders Equity	$ 742	$ 16,068

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Twelve months ended January 31, 2009	Twelve months ended January 31, 2008	Accumulated Deficit from November 9, 2006 (date of inception) to January 31, 2009

EXPENSES

Office and general	$ (3,287)	$ (2,487)	$ (6,907)
Professional fees	(13,588)	(14,750)	(28,338)
Loss before Income Taxes	(16,875)	(17,237)	(35,245)
Provision for Income Taxes	-	-	-
NET (LOSS)	$ (16,875)	$ (17,237)	$ (35,245)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,800,000	9,544,230

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (NOVEMBER 9, 2006) TO JANUARY 31, 2009

(Audited)

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, November 9, 2006	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001 per share
December 4, 2006	10,000,000	10,000	-	-	-	10,000
Subscription receivable				(10,000)		(10,000)

Net Loss for period	-	-			(1,133)	(1,133)
Balance January 31, 2007	10,000,000	10,000	-	(10,000)	(1,133)	(1,133)

Proceeds received	-	-		10,000		10,000
Common stock issued for cash at $0.02 per share (November and December, 2007)	800,000	800	15,200	-	-	16,000

Net loss for year	-	-	-	-	(17,237)	(17,237)
Balance, January 31, 2008	10,800,000	$ 10,800	$ 15,200	$ -	$ (18,370)	$ 7,630

Net loss for year.	-	-	-	-	(16,875)	(16,875)
Balance, January 31, 2009	10,800,000	$ 10,800	$ 15,200	$ -	$ (35,245)	$ (9,245)

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

 STATEMENTS OF CASH FLOWS

(Audited)

	Twelve months ended January 31, 2009	Twelve months ended January 31, 2008	Cumulative results of operations from inception (Nov. 9, 2006) to January 31, 2009

OPERATING ACTIVITIES
Net loss	$ (16,875)	$ (17,237)	$ (35,245)
Adjustment to reconcile net loss to net cash used in operating activities
-accrual of expenses	(1,485)	7,360	5,875
-prepaid expense	(242)	(500)	(742)
-shareholder loan	3,000	-	4,078

OPERATING ACTIVITIES	(15,602)	(10,377)	(26,034)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	16,000	26,000
Stock Subscription receivable	-	10,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	26,000	26,000

NET INCREASE IN CASH	(15,602)	15,623	(34)

CASH, BEGINNING OF PERIOD	15,568	(55)	-

CASH, END OF PERIOD	$ (34)	$ 15,568	$ (34)

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

NON-CASH AVTIVITIES

Stock issued for services	$ -	$ -	$ -
Stock issued for accounts payable	$ -	$ -	$ -
Stock issued for notes payable	$ -	$ -	$ -
Stock issued for convertible debentures and interest	$ -	$ -	$ -
Convertible debentures issued for services	$ -	$ -	$ -
Warrants issued	$ -	$ -	$ -
Stock issued for penalty on default of convertible debenture	$ -	$ -	$ -
Note payable issued for finance charges	$ -	$ -	$ -
Forgiveness of not payable and accrued interest	$ -	$ -	$ -
Stock issued for investment.	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

January 31, 2009

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Easy ESL Publishing, Inc.  (“Company”) is in the initial development stage and has incurred losses since inception totalling $35,245. The Company was incorporated on November 9, 2006 in the State of Delaware. The fiscal year end of the Company is January 31. The Company was organized to enter into the English as a Second Language industry by creating educational workbooks. These workbooks will provide students in China with additional learning resources to enhance their understanding of the English language

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company has funded its initial operations by way of issuing Founders’ shares and entering into a private placement offering for 4,000,000 shares at $0.02 per share.  As of January 31, 2009, the Company had issued 10,000,000 Founders shares at $0.001 per share for net proceeds to the Company of $10,000 and 800,000 common shares at $0.02 per share for net proceeds to the Company of $16,000.

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

For the period ended January 31, 2009 all operations took place in China.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2008 and January 31, 2009 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

January 31, 2009

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

As at January 31, 2009 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

January 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

January 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

January 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Company’s results of operations or financial position

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

As of January 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of January 31, 2009, the sole Director had purchased 10,000,000 shares of the common stock in the Company at $0.001 per share with proceeds to the Company totalling $10,000.

As of January 31, 2009common shares totalling 800,000 at $0.02 per share were purchased by various investors from the private placement for net proceeds of $16,000 to the Company.

Private Placement

On December 4, 2006, the Company authorized a Private Placement Offering of up to 4,000,000 shares of common stock at a price of $0.02 per share. The total amount to be raised in this financing is $80,000.  As of January 31, 2009 the Company had issued 800,000 of the shares for net proceeds of $16,000 from the sale of its Private Placement stock.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of January 31, 2009, the Company received advances from a Director in the amount of $4,078 to pay for incorporation costs. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

Our auditors are the firm of Moore & Associates, Chartered operating from their offices in Las Vegas, NV.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A(T). Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal Control over financial reporting is defined in rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the tractions and dispositions of the assets of the Company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of January 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of January 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures could result in material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  We plan to appoint one or more outside directors to our board of directors who shall be appointed to the audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us

.

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

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The name, address, age, and position of our present officer and director is set forth below:

Name and Address	Age	Position(s)

Cameron Wong	55	President, Secretary/ Treasurer, Chief Financial Officer
279 E 18th Avenue		and Chairman of the Board of Directors.
Vancouver, BC Canada V5V 1E5

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.  Directors receive no compensation for serving on the Board of Directors other than the reimbursement of reasonable expenses incurred.

Background of Officers and Directors

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

Mr. Wong has been President of Easy ESL Publishing since its inception in November, 2006 to present.

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

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending. No executive Officer or Director of the Company is the subject of any pending legal proceedings. No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer or Director of any business.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants.

Code of Ethics

As of January 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.   Executive Compensation.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth, as of  January 31, 2009, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Cameron Wong 279 E 18th Ave. Vancouver, BC V5V 1E5	10,000,000	92.5%
	All Officers and Directors as a Group (1 person)	10,000,000	92.5%

Item 13. Certain Relationships and Related Transactions and Director Independence

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

Item 14.   Principal Accountant Fees and Services.

During the fiscal year ended January 31, 2009 we incurred approximately $3,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended January 31, 2008. For review of our financial statements for the quarters ended April 30, 2008, July 31, 2008 and October 31, 2008 we incurred approximately $4,500 in fees to our principal independent accountants for professional services.

During the fiscal year ended January 31, 2009, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

23.1

Consent of Moore & Associates, Chartered

31.1

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Easy ESL Publishing, Inc.

BY:      /s/ Cameron Wong

________________________

Cameron Wong

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  April 30, 2009