Form 10-Q
period 2009-04-30
Easy ESL Publishing, Inc.
filed 2009-06-08
CIK 1407684

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                Yes |X] No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 1, 2009, the registrant had 10,800,000 shares of common stock, $0.001 par value, issued and outstanding.

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

April 30, 2009

    (Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	April 30, 2009	January 31, 2009 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 62	$ -
Prepaid Expenses	-	742
Total Current Assets	62	742
Total Assets	$ 62	$ 742

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Cash Overdrawn	-	34
Accounts payable and accrued liabilities	7,493	5,875
Due to related party	8,178	4,078
Total Current Liabilities	15,671	9,987

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,800,000 shares of common stock	10,800	10,800
Subscription receivable	-	-
Additional paid-in capital	15,200	15,200

Deficit accumulated during the development stage	(41,609)	(35,245)

Total Equity (Deficit)	(15,609)	(9,245)

Total Liabilities & Stockholders Equity	$ 62	$ 742

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended April 30, 2009	Three months ended April 30, 2008	Accumulated Deficit from November 9, 2006 (date of inception) to April 30, 2009

EXPENSES

Office and general	$ (805)	$ (1,650)	$ (7,712)
Professional fees	(5,559)	(3,830)	(33,897)
Loss before Income Taxes	(6,364)	(5,480)	(41,609)
Provision for Income Taxes	-	-	-
NET (LOSS)	$ (6,364)	$ (5,480)	$ (41,609)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,800,000	10,800,000

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (NOVEMBER 9, 2006) TO APRIL 30, 2009

(Unaudited)

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, November 9, 2006	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001 per share
December 4, 2006	10,000,000	10,000	-	-	-	10,000
Subscription receivable				(10,000)		(10,000)

Net Loss for period	-	-			(1,133)	(1,133)
Balance January 31, 2007	10,000,000	10,000	-	(10,000)	(1,133)	(1,133)

Proceeds received	-	-		10,000		10,000
Common stock issued for cash at $0.02 per share (November and December, 2007)	800,000	800	15,200	-	-	16,000

Net loss for year	-	-	-	-	(17,237)	(17,237)
Balance, January 31, 2008	10,800,000	$ 10,800	$ 15,200	$ -	$ (18,370)	$ 7,630

Net loss for year.	-	-	-	-	(16,875)	(16,875)
Balance, January 31, 2009	10,800,000	$ 10,800	$ 15,200	$ -	$ (35,245)	$ (9,245)

Net Loss for the year to date					(6,364)	(6,364)

Balance, April 30, 2009	10,800,000	$ 10,800	$ 15,200	$ -	$ (41,609)	$ (15,609)

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

 CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended April 30, 2009	Three months ended April 30, 2008	Cumulative results of operations from inception (Nov. 9, 2006) to April 30, 2009

OPERATING ACTIVITIES
Net loss	$ (6,364)	$ (5,480)	$ (41,609)
Adjustment to reconcile net loss to net cash used in operating activities
-accrual of expenses	1,618	(5,985)	7,493
-prepaid expense	742	500	-
-shareholder loan	4,100	-	8,178

OPERATING ACTIVITIES	96	(10,965)	(25,938)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	26,000
Stock Subscription receivable	-	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	26,000

NET INCREASE IN CASH	96	(10,965)	62

CASH, BEGINNING OF PERIOD	(34)	15,568	-

CASH, END OF PERIOD	$ 62	$ 4,603	$ 62

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

NON-CASH AVTIVITIES

Stock issued for services	$ -	$ -	$ -
Stock issued for accounts payable	$ -	$ -	$ -
Stock issued for notes payable	$ -	$ -	$ -
Stock issued for convertible debentures and interest	$ -	$ -	$ -
Convertible debentures issued for services	$ -	$ -	$ -
Warrants issued	$ -	$ -	$ -
Stock issued for penalty on default of convertible debenture	$ -	$ -	$ -
Note payable issued for finance charges	$ -	$ -	$ -
Forgiveness of not payable and accrued interest	$ -	$ -	$ -
Stock issued for investment.	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

April 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s January 31, 2009 audited financial statements.  The results of operations for the periods ended April 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

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

Plan of Operation

We did not generate any revenues for the three month period ended April 30, 2009 nor have we generated any revenue from operations since inception.  As of the fiscal quarter ended April 30, 2008 we had $62 of cash on hand and we incurred operating expenses in quarter in the amount of $6,364 for a net loss for the quarter of $6,364. These operating expenses were comprised of professional fees and office and general expenses.

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

Over the 12 month period we must raise capital and start the design and production of our workbooks.   We intend to immediately identify education magazines and other resources that teachers use as a daily reference.  Our approach will be to place ads in the magazines to target and enlist teachers who may eventually become the authors of our workbooks. Our initial focus will be to recruit authors to write the workbooks as samples for marketing purposes.   We will set up a website to begin to facilitating communication between potential teacher writers and Easy ESL Publishing, Inc

We also plan to prepare all of the necessary legal contracts for execution between the teachers (authors) and the Company that will define the relationship between the Company and the teacher/authors.  Lawyers will be hired to work out the contractual details, primarily to govern how the teachers will be compensated for their services.  The contract will also highlight the severity of copyright violations and make teachers aware of the repercussions should their work be compromised through copyright infringement.  Easy ESL Publishing will insist that all of the work be original and not copied or borrowed from any other materials available on the market today.  Because breach of copyright law is viewed as a serious matter and punishment is often harsh, the Company will ensure that this issue is detailed in the contract entered into with the authors.

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

Off Balance Sheet Arrangements

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

As of April 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of April 30, 2009.

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

 There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  June 8, 2009