Form 10-Q
period 2009-07-31
Easy ESL Publishing, Inc.
filed 2009-09-21
CIK 1407684

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2009

or

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

Yes |X] No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 8, 2009, the registrant had 10,800,000 shares of common stock, $0.001 par value, issued and outstanding.

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

  July 31, 2009

   (Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	July 31, 2009	January 31, 2009 (Audited)

ASSETS

CURRENT ASSETS
Prepaid Expenses	-	742
Total Current Assets	-	742
Total Assets	$ -	$ 742

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Cash Overdrawn	40	34
Accounts payable and accrued liabilities	9,443	5,875
Due to related party	8,391	4,078
Total Current Liabilities	17,874	9,987

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,800,000 shares of common stock	10,800	10,800
Subscription receivable	-	-
Additional paid-in capital	15,200	15,200

Deficit accumulated during the development stage	(43,874)	(35,245)

Total Equity (Deficit)	(17,874)	(9,245)

Total Liabilities & Stockholders Equity	$ -	$ 742

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended July 31, 2009	Three months ended July 31, 2008	Six months ended July 31, 2009	Six months ended July 31, 2008	Accumulated Deficit from November 9, 2006 (date of inception) to July 31, 2009

EXPENSES

Office and general	$ (765)	$ (739)	$ (1,570)	$ (2,239)	$ (8,477)
Professional fees	(1,500)	(1,000)	(7,059)	(4,830)	(35,397)
Loss before Income Taxes	(2,265)	(1,739	(8,629)	(7,069)	(43,874)
Provision for Income Taxes	-	-	-	-	-
NET (LOSS)	$ (2,265)	$ (1,739)	$ (8,628)	$ (7,069)	$ (43,874)

BASIC LOSS PER SHARE	$ 0.00	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,800,000	10,800,000	10,800,000	10,800,000

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (NOVEMBER 9, 2006) TO JULY 31, 2009

(Unaudited)

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, November 9, 2006	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001 per share
December 4, 2006	10,000,000	10,000	-	-	-	10,000
Subscription receivable				(10,000)		(10,000)

Net Loss for period	-	-			(1,133)	(1,133)
Balance January 31, 2007	10,000,000	10,000	-	(10,000)	(1,133)	(1,133)

Proceeds received	-	-		10,000		10,000
Common stock issued for cash at $0.02 per share (November and December, 2007)	800,000	800	15,200	-	-	16,000

Net loss for year	-	-	-	-	(17,237)	(17,237)
Balance, January 31, 2008	10,800,000	$ 10,800	$ 15,200	$ -	$ (18,370)	$ 7,630

Net loss for year.	-	-	-	-	(16,875)	(16,875)
Balance, January 31, 2009	10,800,000	$ 10,800	$ 15,200	$ -	$ (35,245)	$ (9,245)

Net Loss for the year to date					(8,629)	(8,629)

Balance, July 31, 2009	10,800,000	$ 10,800	$ 15,200	$ -	$ (43,874)	$ (17,874)

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

 STATEMENTS OF CASH FLOWS

	Six months ended July 31, 2009	Six months ended July 31, 2008	Three months ended July 31, 2009	Three months ended July 31, 2008	Cumulative results of operations from inception (November 9, 2006) to July 31, 2009

OPERATING ACTIVITIES
Net loss	$ (2,265)	$ (1,739)	$ (8,629)	$ (7,069)	$ (43,874)
Adjustment to reconcile net loss to net cash used in operating activities
-accrual of expenses	(1,950)	(1,000)	3,569	(5,135)	9,443
-prepaid expense		-	742	500	-
-shareholder loan	213	-	4,313	-	8,391

OPERATING ACTIVITIES	(102)	(739)	(5)	(11,704)	(26,040)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	-	-	26,000
Stock Subscription receivable	-		-	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-		-	-	26,000

NET INCREASE IN CASH	(102)	(739)	(5)	(11,704)	(40)

CASH, BEGINNING OF PERIOD	62	4,603	(40)	15,568	-

CASH, END OF PERIOD	$ (40)	$ 3,894	$ (40)	$ 3,864	$ (40)

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -	$ -	$ -

NON-CASH ACTIVITIES

Stock issued for services	$ -	$ -	$ -	$ -	$ -
Stock issued for accounts payable	$ -	$ -	$ -	$ -	$ -
Stock issued for notes payable	$ -	$ -	$ -	$ -	$ -
Stock issued for convertible debentures and interest	$ -	$ -	$ -	$ -	$ -
Convertible debentures issued for services	$ -	$ -	$ -	$ -	$ -
Warrants issued	$ -	$ -	$ -	$ -	$ -
Stock issued for penalty on default of convertible debenture	$ -	$ -	$ -	$ -	$ -
Note payable issued for finance charges	$ -	$ -	$ -	$ -	$ -
Forgiveness of not payable and accrued interest	$ -	$ -	$ -	$ -	$ -
Stock issued for investment.	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

EASY ESL PUBLISHING, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

July 31, 2009

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s January 31, 2009 audited financial statements.  The results of operations for the periods ended July 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form l0-Q should be read in conjunction with information included in the Form IO-K.

Overview

Easy ESL Publishing, Inc. ("Easy ESL Publishing", "the Company", “our” or "we") was incorporated in the State of Delaware as a for-profit company on November 9, 2006.  Easy ESL Publishing is a development-stage company organized to enter into the English as a Second Language (ESL) publishing business.  We plan to create ESL educational workbooks for students in China as an alternative to traditional textbooks.  The books will enhance learning and development by offering additional learning resources that will improve a student’s understanding of the English language.

Methods for delivery of ESL courses are extremely varied in China. Either there are no no rules or guidelines for teachers when choosing teaching material, or there are very strict requirements that provide instructors with a detailed curriculum and specific textbooks.   Both approaches could work in our favour as each provides opportunity to allow students to learn through practical example as opposed to strictly reading a textbook.   The fact that there is no regularity in regards to course material from class to class also means there is opportunity to appeal to students and their teachers on various levels.

Plan of Operation

We did not generate any revenues for the three month period ended July 31, 2009 nor have we generated any revenue from operations since inception.  As of the three month period ended July 31, 2009 we are in a cash overdrawn position of $40, have current  accounts payable of $9,443.  We incurred operating expenses in period in the amount of $2,265 for a net loss for the period of $2,265. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements for at least the next 12 months and we will require additional financing to pursue our planned business activities.  We anticipate our costs of establishing the company implementing our development and marketing plans will cost approximately $80,000 over the next 12 months.  In addition maintaining our reporting status is estimated to cost an additional $15,000.

We plan to satisfy our future cash requirements - primarily the working capital required for the development of our workbooks, to launch of our marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.  The amount raised to date from the sale of our common stock is insufficient to pursue our business objectives and we will need to seek additional funds through debt financing, which would be very difficult for a new development stage company such as ourselves, to secure. If such financing is available, and because we have no operations to date, we would likely face increased costs associated with high risk loans and be subject to an above market interest rate. At the time these funds are required, management will evaluate the terms of any debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in Easy ESL Publishing common stock would lose all of their investment.

Over the 12 month period we must raise capital and start the design and production of our workbooks.   We intend to immediately identify education magazines and other resources that teachers use as a daily reference.  Our approach will be to place ads in the magazines to target and enlist teachers who may eventually become the authors of our workbooks. Our initial focus will be to recruit authors to write the workbooks as samples for marketing purposes.   We will set up a website to begin to facilitating communication between potential teacher writers and Easy ESL Publishing, Inc

We also plan to prepare the necessary legal contracts for execution between the teachers (authors) and the Company that will define the relationship between the Company and the teacher/authors.  Lawyers will be hired to work out the contractual details, primarily to govern how the teachers will be compensated for their services.  The contracts will also highlight the severity of copyright violations and make teachers aware of the repercussions should their work be compromised through copyright infringement.  Easy ESL Publishing will insist that all of the work be original and not copied or borrowed from any other materials available on the market today.  Because breach of copyright law is viewed as a serious matter and punishment is often harsh, the Company will ensure that this issue is detailed in the contracts entered into with the authors.

Once an agreement is signed, the first step for our authors will be to create several sample workbooks that can be used as marketing and advertising tools.  These samples will assist us in future development of our marketing campaign.

Once sample workbooks have been written, we will engage a printing company in Asia to print the workbooks.   Our President plans to travel to Asia once printing has begun to ensure that his standard of quality is met. We will also begin heavily promoting the product by attending several ESL classes and ask students to use the books as part of their studies and evaluate their usefulness.

Once our product is in its final stages of development, the website will be further enhanced as a marketing tool and be used to provide additional advertising.

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

As of July 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of July 31, 2009.

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

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  September 21, 2009